Form 10-K/A
period 2002-12-31
CABCO TRUST FOR FLORIDA P&L FIRST MORT BDS
filed 2004-03-18
CIK 1269972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number 033-91744-01

                Corporate Asset Backed Corporation, on behalf of
                CABCO Trust for Florida P&L First Mortgage Bonds
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-3281571
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


445 Broad Hollow Road, Suite 239, Melville, New York           11747
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code: (631) 587-4700

       Securities registered pursuant to Section 12(b) of the Act: None.1

--------
1 The Trust Certificates were listed on the New York Stock Exchange until their redemption in December 2003, but the listing was terminated upon their redemption.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 17, 2004, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                                  Page
                                                                                                  ----
Explanatory Note                                                                                   5

Introductory Note                                                                                  5

Part I.

Item 1.  Business.                                                                                 6

Item 2.  Properties.                                                                               6

Item 3.  Legal Proceedings.                                                                        6

Item 4.  Submission of Matters to a Vote of Security Holders.                                      6

Part II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer             6
Purchases of Equity Securities.

Item 6.  Selected Financial Data.                                                                  6

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of                6
Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.                               6

Item 8.  Financial Statements and Supplementary Data.                                              6

Item 9.  Changes in and Disagreements with Accountants on                                          7
Accounting and Financial Disclosure.

Part III.

Item 10. Directors and Executive Officers of the Registrant.                                      7

Item 11. Executive Compensation.                                                                  7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related               7
Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.                                          7

Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                        7

SIGNATURES.

EXHIBIT INDEX.

                                EXPLANATORY NOTE

         This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

                                INTRODUCTORY NOTE

The Registrant is a trust created by the Trust Agreement, dated as of June 14, 1999, between Corporate Asset Backed Corporation, as depositor (the "Depositor"), and The Bank of New York, as trustee (the "Trustee"), providing for the issuance of $25,000,000 Trust Certificates for Florida P&L First Mortgage Bonds (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the trust. The Trust's assets consist primarily of $25,000,000 principal amount of 7.05% Florida Power & Light Company First Mortgage Bonds due 2026. Florida Power & Light Company is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 002-27612). You may read and copy any reports, statements and other information filed by Florida Power & Light Company with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding Florida Power & Light Company, please refer to these periodic and current reports filed with the SEC.

                                     Part I

Item 1. Business

Not Applicable.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The Certificates issued by CABCO Trust for Florida P&L First Mortgage Bonds representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

         The Florida Power & Light Certificates were listed on the New York Stock Exchange until their redemption in December 2003, but the listing was terminated upon their redemption.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Not Applicable.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(b) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for Florida P&L First Mortgage Bonds that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.2 and 99.3.

(c)      Not Applicable.

(d)      Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2004.

                                      CORPORATE ASSET BACKED CORPORATION
                                             as Depositor of the
                                CABCO Trust for Florida P&L First Mortgage Bonds

                                        By:    /s/ Robert D. Vascellaro
                                               -----------------------------
                                        Name:  Robert D. Vascellaro
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.                Description of Document

99.1                       Trustee Statement of Compliance with respect to CABCO Trust for Florida P&L
                           First Mortgage Bonds.

99.2-99.3*                 Reports on Form 8-K filed by Corporate Asset Backed
                           Corporation during the Fiscal Year on behalf of
                           CABCO Trust for Florida P&L First Mortgage Bonds
                           that included distribution reports to the
                           Certificateholders: Form 8-Ks filed on June 11,
                           2002 and December 12, 2002.


                           * Previously filed with the Securities and Exchange Commission.